Form 10-Q
period 2021-06-30
InterPrivate IV InfraTech Partners Inc.
filed 2021-08-19
CIK 1839611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 19, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE IV INFRATECH PARTNERS INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED BALANCE SHEET

June 30,
2021
(unaudited)
ASSETS
Current assets
Cash	$587,520
Prepaid expenses	461,348
Total current assets	1,048,868

Deferred offering costs	—
Marketable securities held in Trust Account	287,522,866
TOTAL ASSETS	$288,571,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$264,857
Total current liabilities	264,857

Warrant liability	12,140,000
Deferred underwriting fee payable	10,062,500
Total Liabilities	$22,467,357

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 26,110,437 shares at redemption value at June 30, 2021	261,104,371

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,639,563 shares issued and outstanding (excluding 26,110,437 shares subject to possible redemption) at June 30, 2021	264
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2021	719
Additional paid-in capital	9,426,883
Accumulated deficit	(4,427,860)
Total Stockholders’ Equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,571,734

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021

Operating and formation costs	$375,601	$484,571
Loss from operations	(375,601)	(484,571)

Other income (expense):
Change in fair value of warrant liabilities	(3,812,500)	(3,705,000)
Offering costs attributable to warrant liabilities	-	(261,155)
Interest earned on marketable securities held in Trust Account	21,650	26,646
Unrealized loss on marketable securities held in Trust Account	(8,568)	(3,780)
Other expense, net	$(3,799,418)	$(3,943,289)

Loss before income taxes	(4,175,019)	(4,427,860)
Benefit (provision) for income taxes	—	—
Net loss	$(4,175,019)	$(4,427,860)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	26,527,939	26,527,758

Basic and diluted net income per share, Class A common stock subject to redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,409,561	8,222,657

Basic and diluted net loss per share, Non-redeemable common stock	$(0.45)	$(0.54)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Common stock issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses and warrant liability	28,750,000	2,875	—	—	266,954,362	—	266,957,237

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	3,550,000	—	3,550,000

Common stock subject to possible redemption	(26,527,008)	(2,653)	—	—	(265,267,427)	—	(265,270,080)

Change in value of common stock subject to possible redemption	(931)	—	—	—	(9,310)	—	(9,310)

Net loss	—	—	—	—	—	(252,841)	(252,841)

Balance – March 31, 2021	2,222,061	$222	7,187,500	$719	$5,251,906	$(252,841)	$5,000,006

Change in value of common stock subject to redemption	417,502	42	—	—	4,174,977	—	4,175,019

Net loss	—	—	—	—	—	(4,175,019)	(4,175,019)

Balance – June 30, 2021	2,639,563	$264	7,187,500	$719	$9,426,883	$(4,427,860)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Six Months
Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(4,427,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	3,705,000
Offering costs attributable to warrant liabilities	261,155
Interest earned on marketable securities held in Trust Account	(26,646)
Unrealized gain on marketable securities held in Trust Account	3,780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(461,348)
Accrued expenses	264,857
Net cash used in operating activities	(681,062)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	7,500,000
Proceeds from promissory note – related party	166,493
Repayment of promissory note – related party	(166,493)
Payment of offering costs	(481,418)
Net cash provided by financing activities	288,768,582

Net Change in Cash	587,520
Cash – Beginning of period	—
Cash – End of period	$587,520

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Initial classification of common stock subject to possible redemption	$265,270,080
Deferred underwriting fee payable	$10,062,500
Change in value of Class A common stock subject to possible redemption	$4,165,709

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to InterPrivate Acquisition Management IV, LLC (the “Sponsor”), generating gross proceeds of $7,500,000, which is also described in Note 3.

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

JUNE 30, 2021

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 12, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 16, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2021 and March 9, 2021, both the Public Warrants and Private Placement Warrants were accounted for as liabilities (see Note 8).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the Warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants initially was estimated using a Binomial Lattice Model (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$19,663	$24,200
Unrealized gain on marketable securities held in Trust Account	(7,781)	(3,433)
Less: interest available to be withdrawn for payment of taxes	(11,882)	(20,767)
Net income attributable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,527,939	26,527,758
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,175,019)	$(4,427,860)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(4,175,019)	$(4,427,860)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,409,561	8,222,657
Basic and diluted net loss per share, Non-redeemable common stock	$(0.45)	$(0.54)

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

Transaction costs amounted to $16,318,918, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $506,418 of other offering costs. In addition, cash of $1,712,100 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the six months ended June 30, 2021, the Company incurred and paid $40,000 in fees for these services. For the three months ended June 30, 2021, the Company incurred and paid $30,000 in fees for these services.

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

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 2,639,563 of Class A common stock issued and outstanding, excluding 26,110,437 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

JUNE 30, 2021

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$287,522,867
Liabilities:
Warrant Liability – Public Warrants	1	6,440,000
Warrant Liability – Private Placement Warrants	3	5,700,000

The Public and Private Placement Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The key inputs into the Binomial Lattice Model for the initial measurement of Public Warrants and Private Placement Warrants and subsequent measurement of the Private Place Warrants are as follows:

	March 9,	March 31,	June 30,
Term	2021	2021	2021
Risk-free interest rate	1%	0.99%	0.88%
Market price of public stock	$9.84	$9.85	$9.71
Dividend Yield	0%	0%	0%
Implied volatility	13.10%	13.10%	18.60%
Exercise price	$11.5	$11.5	$11.5

On June 30, 2021, the Private Placement Warrants and Public Warrants were determined to be valued at $1.14 and $1.12 per warrant for aggregate values of $5.7 million and $6.4 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

		Private	Warrant
	Public	Placement	Liabilities
Fair value as of March 9, 2021	$4,485,000	$3,950,000	$8,435,000
Change in valuation inputs or other assumptions	(57,500)	(50,000)	(107,500)
Fair value as of March 31, 2021	$4,427,500	$3,900,000	$8,327,500
Change in valuation inputs or other assumptions	2,012,500	1,800,000	3,812,500
Fair value as of June 30, 2021	$6,440,000	$5,700,000	$12,140,000

As of June 30, 2021 the fair value of transfers out of Level 3 to Level 1 was determined to be $6,440,000.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $4,175,019 which consists of operating costs of $375,601 warrant transaction costs of $0, and a change in fair value of $3,812,500, offset by interest income from bank of $21,650 and unrealized loss on marketable securities held in Trust Account of $8,568.

For the six months ended June 30, 2021, we had a net loss of $3,943,289 which consists of operating costs of $484,571 warrant transaction costs of $261,155, and a change in fair value of $3,705,000, offset by interest income from bank of $26,646 and unrealized loss on marketable securities held in Trust Account of $3,780.

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

For the six months ended June 30, 2021, cash used in operating activities was $681,062. Net loss of $4,427,860 was affected by the change in fair value of warrant liabilities of $3,705,000, interest earned on marketable securities held in Trust Account of $26,646, an unrealized gain on marketable securities held in the Trust Account of $3,780 and offering costs allocable to warrant liabilities of $261,155. Changes in operating assets and liabilities used $196,491 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $287,522,867 (including $26,646 of interest income and unrealized gains consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $587,520. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting previously disclosed on our Quarterly Report on Form 10-Q for the period ended March 31, 2021 regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our Warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. Notwithstanding this identified material weakness as of June 30, 2021, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on July 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on July 23, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE IV INFRATECH PARTNERS INC.

Date: August 19, 2021	By:	/s/ Kevin Timmons
	Name:	Kevin Timmons
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)