Form 10-Q
period 2022-03-31
InterPrivate IV InfraTech Partners Inc.
filed 2022-05-19
CIK 1839611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE IV INFRATECH PARTNERS INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED BALANCE SHEET

	March 31,	December 31,
	2022 (unaudited)	2021 (audited)
ASSETS
Current assets
Cash	$73,127	$35
Prepaid expenses	278,461	257,227
Total current assets	351,588	257,262

Prepaid expenses, non-current	-	41,076
Marketable securities held in Trust Account	287,670,587	287,579,158
TOTAL ASSETS	$288,022,175	$287,877,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Related party payable	$465,752	$69,697
Accrued expenses	2,244,623	2,108,230
Total current liabilities	2,710,375	2,177,927

Warrant liability	5,376,461	8,739,599
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	$18,149,336	$20,980,026

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 28,750,000 shares at redemption value	287,670,587	287,579,158

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	-	-
Accumulated deficit	(17,798,467)	(20,682,407)
Total Stockholders’ Deficit	(17,797,748)	(20,681,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,022,175	$287,877,496

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021

Operating and formation costs	$419,198	$88,970
Related party administrative fees	60,000	20,000
Loss from operations	(479,198)	(108,970)

Other income (expense):
Change in fair value of warrant liabilities	3,363,138	107,500
Offering costs attributable to warrant liabilities	-	(261,155)
Interest earned on marketable securities held in Trust Account	84,147	4,996
Unrealized gain on marketable securities held in Trust Account	7,282	4,788
Other income (expense), net	$3,454,567	$(143,871)

Income (loss) before income taxes	2,975,369	(252,841)
Provision for income taxes	-	-
Net income (loss)	$2,975,369	$(252,841)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	28,750,000	6,950,549

Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.08	$(0.02)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,187,500	5,552,083

Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.08	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,187,500	$719	$-	$(20,682,407)	$(20,681,688)

Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(91,429)	(91,429)

Net income	-	-	-	-	-	2,975,369	2,975,369

Balance - March 31, 2022	-	$-	7,187,500	$719	$-	$(17,798,467)	(17,797,748)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Common stock issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Issuance costs associated with the sale of Public Units	—	—	—	—	(3,574,281)	(12,770,165)	(16,344,446)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	3,550,000	—	3,550,000

Reclass of Class A CS subject to possible redemption from permanent to temporary	—	—	—	—	—	(4,198,317)	(4,198,317)

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(9,784)	(9,784)

Net loss	—	—	—	—	—	(252,841)	(252,841)

Balance – March 31, 2021	—	$—	7,187,500	$719	$-	$(17,231,107)	$(17,230,388)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,975,369	$(252,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,363,138)	(107,500)
Offering costs attributable to warrant liabilities	-	261,155
Interest earned on marketable securities held in Trust Account	(84,147)	(4,996)
Unrealized gain on marketable securities held in Trust Account	(7,282)	(4,788)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,842	(498,337)
Accrued expenses	136,393	67,600
Net cash used in operating activities	(322,963)	(539,707)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	281,750,000
Proceeds from sale of Private Placement Warrants	-	7,500,000
Advances from related party	396,055	-
Proceeds from promissory note – related party	-	166,493
Repayment of promissory note – related party	-	(166,493)
Payment of offering costs	-	(481,418)
Net cash provided by financing activities	396,055	288,768,582

Net Change in Cash	73,092	728,875
Cash – Beginning of period	35	-
Cash – End of period	$73,127	$728,875

Non-Cash investing and financing activities:
Initial value of common stock subject to possible redemption	$-	$265,270,808
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Deferred underwriting fee payable	$-	$9,310
Deferred offering costs in accrued expenses	$-	$10,062,500

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3.

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

Transaction costs amounted to $16,344,446, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $531,946 of other offering costs.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq Stock Market LLC (“Nasdaq”) rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company will provide the holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by the Sponsor in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022 (the “Annual Report”). The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods. Reclassification has been made to the prior year presentation to conform to the current year presentation in the cash flow statement related to the working capital loan described in Note 5.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Liquidity and Financial Condition

As of March 31, 2022 the company had cash of $73,127 and a working capital deficit of $2,308,787, which excludes $50,000 of accrued Delaware franchise taxes. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report which will result in a mandatory liquidation.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury Bills.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2022 and December 31, 2021, both the Public Warrants and the Private Placement Warrants were accounted for as liabilities (see Note 8).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and the Private Placement Warrants as liabilities at their fair value and adjusts the Public Warrants and the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 8).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three months ended March 31, 2022 and the deferred tax asset was zero as of March 31, 2022 and December 31, 2021.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31
	2022	2021
Class A common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$2,380,295	$(140,561)
Denominator:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	6,950,549
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	0.08	(0.02)

Non-redeemable common stock
Numerator:
Net income (loss)	2,975,369	(252,841)
Less: Net income (loss) allocable to Class A common stock subject to possible redemption	(2,380,295)	140,561
Net income (loss) allocable to non-redeemable common stock	595,074	(112,280)
Denominator:
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,187,500	5,552,083
Basic and diluted net income (loss) per share, non-redeemable common stock	0.08	(0.02)

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

Transaction costs amounted to $16,344,446, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $531,946 of other offering costs. As of March 31, 2022, cash of $73,127 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $7,500,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,187,500 shares of Class B common stock (the “Founder Shares”). On February 4, 2021, the Sponsor transferred an aggregate 90,000 Founder Shares to certain of the Company’s independent directors, resulting in the Sponsor holding 7,097,500 Founder Shares. The aggregate value of the 90,000 Founder Shares transferred to the independent directors will be recorded as compensation expense at the time of a Business Combination. The initial grant at fair value was deemed de minimis. Such fair value was calculated pursuant to ASC 718 on the date of transfer using a valuation model that takes into account various assumptions such as the probability of successfully completing the initial public offering, the probability of successfully completing a business combination, marketability and various other factors. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares were subject to forfeiture.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $30,000 and $10,000, respectively, in fees for these services.

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of March 31, 2022, there was $465,752 outstanding under the Convertible Promissory Note, which is included in related party payable on the accompanying balance sheet.

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

As of March 31, 2022, the Sponsor has loaned the Company funds of $193,000 and $300,000 for Delaware franchise taxes and working capital, respectively.

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of March 31, 2022, the Company had outstanding related party payables due to the Sponsor of $465,752.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred $30,000 and $10,000 in fees, respectively, for these services.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

NOTE 7. WARRANTS

The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination, or earlier upon redemption or liquidation. The Company classifies the Public Warrants as liabilities at their fair value and adjusts the Public Warrants to fair value at each reporting period.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant, unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$287,670,587
Liabilities:
Warrant Liability – Public Warrants	1	2,874,506
Warrant Liability – Private Placement Warrants	3	2,501,955

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$287,579,158
Liabilities:
Warrant Liability – Public Warrants	1	4,658,299
Warrant Liability – Private Placement Warrants	3	4,081,300

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Public Warrants and the Private Placement Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Public Warrants and the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date.

The key inputs into the Binomial Lattice Model for the initial measurement of the Public Warrants and the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	March 31,	December 31,
Term	2022	2021
Risk-free interest rate	2.44%	1.19%
Market price of public stock	$9.75	$9.76
Dividend Yield	0%	0%
Implied volatility	9.20%	14.90%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on September 9, 2022.

On March 31, 2022, the Private Placement Warrants and Public Warrants were determined to be valued at $0.50 and $0.50 per warrant, respectively, for aggregate values of $2,501,955 and $2,874,506, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$4,658,299	$4,081,300	$8,739,599
Change in valuation inputs or other assumptions	(1,783,793)	(1,579,345)	(3,363,138)
Fair value as of March 31, 2022	$2,874,506	$2,501,955	$5,376,461

During the three-month period ended March 31, 2022, there were no transfers out of Level 3.

NOTE 9. SUBSEQUENT EVENTS

On April 28, 2022, the Company withdrew $187,000 in interest from the Trust Account as a partial reimbursement to the working capital account for Delaware taxes paid earlier this year.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than the above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to InterPrivate IV InfraTech Partners Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to InterPrivate Acquisition Management IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report and the Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 and the three months ended March 31, 2021, we had net income of $2,975,369 and net loss of $252,841, respectively, a change of $3,228,210. This change was primarily driven by increases in operating costs of $370,228, offset by the change in fair value of warrant liability. The Company recorded a change in fair value on warrant liability of $3,363,138 for the period ended March 31, 2022 as compared to $107,500 for the period ended March 31, 2021.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended March 31, 2022 of $84,147 compared to $4,996 for the three months ended March 31, 2021, and we had an unrealized loss on marketable securities held in the Trust Account for the three months ended March 31, 2022 of $7,282 compared to $4,788 for the three months ended March 31, 2021. In addition, during the quarter ended March 31, 2021, the Company incurred offering costs of $261,155 related to the warrants issued.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred $16,388,918 in Initial Public Offering related costs, including 10,062,500 of deferred underwriting fees, $5,750,000 of underwriting fees and $576,418 of other costs.

For the three months ended March 31, 2022, cash used in operating activities was $322,963. Net income of $2,975,369 was affected by interest earned on marketable securities held in the Trust Account of $84,147 and an unrealized gain on marketable securities held in in the Trust Account of $7,282. Changes in operating assets and liabilities provided $156,235 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $287,670,587 (including $84,147 of interest income and unrealized gains on U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $73,127 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have entered into an agreement, pursuant to which we will pay the Vice President a total of $10,000 per month for assisting us in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2022 and December 31, 2021, both the Public Warrants and the Private Placement Warrants were accounted for as liabilities.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s statement of operations includes a presentation of income (loss) per share of common stock in a manner similar to the two-class method of income (loss) per share.

Non-redeemable Class A common stock includes the Founder Shares and other shares of Class A common stock that do not have redemption features.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022, as previously disclosed on the Annual Report, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Notwithstanding this identified material weakness as of March 31, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the first quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Annual Report. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 31, 2022, the Company entered into the Convertible Promissory Note. The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of March 31, 2022, there was $461,539 outstanding under the Convertible Promissory Note.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

Date: May 19, 2022	By:	/s/ Kevin Timmons
	Name:	Kevin Timmons
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)