Form 10-Q
period 2022-06-30
InterPrivate IV InfraTech Partners Inc.
filed 2022-08-23
CIK 1839611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-40153

INTERPRIVATE IV INFRATECH PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3122877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 22, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE IV INFRATECH PARTNERS INC

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021

ASSETS
Current assets
Cash	$79,522	$35
Prepaid expenses	199,051	257,227
Total current assets	278,573	257,262

Prepaid expense, net of current assets	-	41,076
Marketable securities held in Trust Account	287,798,366	287,579,158
TOTAL ASSETS	$288,076,939	$287,877,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Related party payable	$511,538	$69,697
Income tax payable	63,609	-
Accounts payable and accrued expenses	2,097,556	2,108,230
Total current liabilities	2,672,703	2,177,927

Warrant liability	2,688,575	8,739,599
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	15,423,778	20,980,026

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption 28,750,000 shares at redemption value	287,798,366	287,579,158

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	-	-
Accumulated deficit	(15,145,924)	(20,682,407)
Total Stockholders’ Deficit	(15,145,205)	(20,681,688)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,076,939	$287,877,496

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Formation and operational costs	$185,775	$315,601	$604,973	$404,571
Related party administrative fees	60,000	60,000	120,000	80,000
Loss from operations	(245,775)	(375,601)	(724,973)	(484,571)

Other income:
Change in fair value of warrant liability	2,687,886	(3,812,500)	6,051,024	(3,705,000)
Warrant Transaction Costs	-	-	-	(261,155)
Interest earned on marketable securities held in Trust Account	457,153	21,650	541,300	26,646
Unrealized loss on marketable securities held in Trust Account	(55,334)	(8,568)	(48,052)	(3,780)
Other income (loss), net	3,089,705	(3,799,418)	6,544,272	(3,943,289)

Income (loss) before benefit from (provision for) income taxes	2,843,930	(4,175,019)	5,819,299	(4,427,860)
Provision for income taxes	63,609	-	63, 609	-
Net income (loss)	$2,780,321	$(4,175,019)	$5,755,690	$(4,427,860)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	17,948,895
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.08	$(0.12)	$0.16	$(0.19)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500	7,187,500	5,902,970
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.08	$(0.12)	$0.16	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	7,187,500	$719	$-	$(20,682,407)	$(20,681,688)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(91,429)	(91,429)

Net income	-	-	-	-	-	2,975,369	2,975,369
Balance - March 31, 2022	-	-	7,187,500	719	-	(17,798,467)	(17,797,748)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(127,778)	(127,778)

Net income	-	-	-	-	-	2,780,321	2,780,321
Balance - June 30, 2022	-	$-	7,187,500	$719	$-	$(15,145,924)	$(15,145,205)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2021	—	$—	—	$—	$—	$—	$—

Common stock issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Issuance costs associated with the sale of Public Units	—	—	—	—	(3,574,281)	(12,770,165)	(16,344,446)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	3,550,000	—	3,550,000

Reclass of Class A CS subject to possible redemption from permanent to temporary	—	—	—	—	—	(4,198,317)	(4,198,317)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(9,784)	(9,784)

Net loss	—	—	—	—	—	(252,841)	(252,841)
Balance - March 31, 2021			7,187,500	$719	$-	$(17,231,107)	$(17,230,388)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(13,082)	(13,082)
Net loss	-	-	-	-	-	(4,175,019)	(4,175,019)
Balance - June 30, 2021	-	$-	7,187,500	$719	$-	$(21,419,208)	$(21,418,489)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$5,755,690	$(4,427,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(6,051,024)	3,705,000
Offering costs attributable to warrant liabilities	-	261,155
Interest earned on marketable securities held in Trust Account	(541,300)	(26,646)
Unrealized loss on marketable securities held in Trust Account	48,052	3,780
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	99,253	(461,348)
Related party payable	120,000	-
Income tax payable	63,609
Accrued expenses	(10,674)	264,857
Net cash used in operating activities	(516,394)	(681,062)

Cash flows from Investing Activities:
Investment of cash in Trust Account	-	(287,500,000)
Withdrawals from Trust Account	274,040	-
Net cash provided by (used in) investing activities	274,040	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	281,750,000
Proceeds from Private Placement Warrants	-	7,500,000
Advances from related party	321,841
Proceeds from promissory note - related party	-	166,493
Proceeds of promissory note - related party	-	(166,493)
Payment of offering costs	-	(481,418)
Net cash provided by financing activities	321,841	288,768,582

Net Change in Cash	79,487	587,520
Cash – Beginning of period	35	-

Cash – End of period	$79,522	$587,520

Non-cash investing and financing activities:
Initial classification of Common Stock subject to possible redemption	-	$258,570,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	-	$25,000
Deferred underwriting fee payable	-	$10,062,500
Change in value of Class A common stock subject to possible redemption	-	$4,165,709
Remeasurement of Class A common stock subject to possible redemption	$219,207	$22,866

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022 (the “Annual Report”). The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Certain reclassifications were made to the prior period balances to conform to the current period presentation. These reclassifications do not restate the prior year financial statements and are for presentation purposes only.

Liquidity and Financial Condition

As of June 30, 2022, the Company had cash of $79,522 and a working capital deficit of $2,310,810. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report which will result in a mandatory liquidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 1.1% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.1% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Class A common stock subject to possible redemption

Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$2,224,257	$(3,340,015)	$4,604,552	$(3,332,033)
Denominator:
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	17,948,895
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	0.08	(0.12)	0.16	(0.19)

	For the three months ended June 30,		For the six months ended six June 30,
Non-redeemable common stock	2022	2021	2022	2021

Numerator:
Net income (loss)	$2,780,321	$(4,175,019)	$5,755,690	$(4,427,860)
Less: Net income (loss) allocable to Class A common stock subject to possible redemption	(2,224,257)	3,340,015	(4,604,552)	3,332,033
Net income (loss) allocable to non-redeemable common stock	$556,064	(835,004)	$1,151,138	(1,095,827)
Denominator:
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500	7,187,500	5,902,970
Basic and diluted net income (loss) per share, non-redeemable common stock	0.08	(0.12)	0.16	(0.19)

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

NOTE 3. PUBLIC OFFERING

There have been no changes to the public offering amounts previously disclosed in the December 31, 2021 financials. As of June 30, 2022, cash of $79,522 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

There have been no changes to the private placement amounts previously disclosed in the December 31, 2021 financials.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

There have been no changes to the Founder Shares amounts previously disclosed in the December 31, 2021 financials.

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of June 30, 2022, $451,538 was outstanding under the Convertible Promissory Note which is included in related party payable on the accompanying condensed balance sheets.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of June 30, 2022, the Company had outstanding related party payables due to the Sponsor of $0.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For both the three months ended June 30, 2022 and 2021, the Company recorded $30,000 per period in fees for these services. For the six months ended June 30, 2022 and 2021, the Company recorded $60,000 and $40,000, respectively, in fees for these services. As of June 30, 2022, the administrative service fee payable was $30,000, and is included in related party payable on the accompanying condensed balance sheets.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For both the three months ended June 30, 2022 and 2021, the Company recorded $30,000 per period in fees for these services. For the six months ended June 30, 2022 and 2021, the Company recorded $60,000 and $40,000, respectively, in fees for these services. As of June 30, 2022, the service fee payable was $30,000, and is included in related party payable on the accompanying condensed balance sheets.

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

NOTE 7. WARRANTS

There have been no changes to the public warrant disclosure since the December 31, 2021 financials.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$287,798,366

Liabilities:
Warrant liability - Public Warrants	3	1,438,075
Warrant liability - Private Placement Warrants	3	1,250,500

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$287,579,158

Liabilities:
Warrant liability - Public Warrants	3	4,658,299
Warrant liability - Private Placement Warrants	3	4,081,300

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Public Warrants and the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	June 30,	December 31,
Term	2022	2021
Risk-free interest rate	2.97%	1.19%
Market price of public stock	$9.80	$9.70
Dividend yield	0%	0%
Implied volatility	6.70%	16.60%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on February 28, 2023.

On June 30, 2022 and December 31, 2021, the Private Placement Warrants were determined to be valued at $0.25 and $0.82 per warrant, respectively. On June 30, 2022 and December 31, 2021, the Public Warrants were valued at $0.25 and $0.81 per warrant, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Term	Public Warrants	Private Placement Warrants
Fair value as of December 31, 2021	4,658,299	4,081,300
Change in valuation inputs or other assumptions	(3,220,224)	(2,830,800)
Fair value as of June 30, 2022	1,438,075	1,250,500

During the three-month period ended June 30, 2022, there were no transfers out of Level 3.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 and 2021, we had net income of $2,780,321 versus a net loss of $4,175,019, respectively, a change of $6,955,340. This change was primarily driven by a slight reduction in operating costs of $129,826, offset by a gain in fair value of warrant liability of $6,500,386 due to fluctuations in the market.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended June 30, 2022 of $457,153 compared to $21,650 for the three months ended June 30, 2021, and we had an unrealized loss on marketable securities held in the Trust Account for the three months ended June 30, 2022 of $55,334 compared to $8,568 for the three months ended June 30, 2021.

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022 and 2021, we had net income of $5,755,690 versus a net loss of $4,427,860, respectively, a change of $10,183,550. This change was primarily driven by increases in operating costs of $240,402, offset by the change in fair value of warrant liability of $9,756,024 and an increase in interest income on marketable securities of $514,654.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended June 30, 2022 of $541,300 compared to $26,646 for the six months ended June 30, 2021, and we had an unrealized loss on marketable securities held in the Trust Account for the six months ended June 30, 2022 of $48,052 compared to $3,780 for the six months ended June 30, 2021. In addition, during the six months ended June 30, 2021, the Company incurred offering costs of $261,155 related to the warrants issued.

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

For the six months ended June 30, 2022, cash used in operating activities was $516,394. Net income of $5,755,690 was affected by a non-cash income related to the change in warrant liability of $6,051,024, interest earned on marketable securities held in the Trust Account of $541,300 and an unrealized loss on marketable securities held in in the Trust Account of $48,052. Changes in operating assets and liabilities provided $272,187 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $287,798,366 (including $541,300 of interest income and unrealized gains on U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $274,040 from the Trust Account related to payments for Delaware franchise taxes.

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

As of June 30, 2022, we had cash of $79,522 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2022 and December 31, 2021, both the Public Warrants and the Private Placement Warrants were accounted for as liabilities.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, as previously disclosed in the Quarterly Report on Form 10-Q filed on May 19, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Notwithstanding this identified material weakness as of June 30, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Quarterly Report on Form 10-Q filed on May 19, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of June 30, 2022, there was $451,538 outstanding under the Convertible Promissory Note.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE IV INFRATECH PARTNERS INC.

Date: August 22, 2022	By:	/s/ Kevin Timmons
	Name:	Kevin Timmons
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)