Form 10-Q
period 2022-09-30
InterPrivate IV InfraTech Partners Inc.
filed 2022-11-21
CIK 1839611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE IV INFRATECH PARTNERS INC

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$79,522	$35
Prepaid expenses	120,063	257,227
Total current assets	199,585	257,262

Prepaid expense, net of current assets	-	41,076
Marketable securities held in Trust Account	289,148,349	287,579,158
TOTAL ASSETS	289,347,934	287,877,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Related party payable	575,818	69,697
Income tax payable	237,245	-
Accounts payable and accrued expenses	3,938,696	2,108,230
Total current liabilities	4,751,759	2,177,927

Warrant liability	1,508,373	8,739,599
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	16,322,632	20,980,026

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value	288,877,780	287,579,158

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	-	-
Accumulated deficit	(15,853,197)	(20,682,407)
TOTAL STOCKHOLDERS' DEFICIT	$(15,852,478)	$(20,681,688)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$289,347,934	$287,877,496

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Formation and operational costs	$1,960,794	$1,939,823	$2,565,767	$2,344,394
Related party administrative fees	60,000	60,000	180,000	140,000
Loss from operations	(2,020,794)	(1,999,823)	(2,745,767)	(2,484,394)

Other income:
Change in fair value of warrant liability	1,180,202	4,937,500	7,231,226	1,232,500
Warrant Transaction Costs	-	-	-	(261,155)
Interest earned on marketable securities held in Trust Account	1,439,899	33,546	1,981,199	60,192
Unrealized gain (loss) on marketable securities held in Trust Account	75,471	(15,348)	27,419	(19,128)
Other income (loss), net	2,695,572	4,955,698	9,239,844	1,012,409

Income (loss) before provision for income taxes	674,778	2,955,875	6,494,077	(1,471,985)
Provision for income taxes	(302,636)	-	(366,245)	-
Net income (loss)	$372,142	$2,955,875	$6,127,832	$(1,471,985)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.01	$0.08	$0.17	$(0.04)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.01	$0.08	$0.17	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	7,187,500	$719	$-	$(20,682,407)	$(20,681,688)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(91,429)	(91,429)
Net income	-	-	-	-	-	2,975,369	2,975,369
Balance - March 31, 2022	-	-	7,187,500	719	-	(17,798,467)	(17,797,748)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(127,778)	(127,778)
Net income	-	-	-	-	-	2,780,321	2,780,321
Balance - June 30, 2022	-	$-	7,187,500	$719	$-	$(15,145,924)	$(15,145,205)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(1,079,415)	(1,079,415)
Net income	-	-	-	-	-	372,142	372,142
Balance - September 30, 2022	-	$-	7,187,500	$719	$-	$(15,853,197)	$(15,852,478)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	-	$-	$-	$-	$-
Issuance costs associated with the sale of Public Units	-	-	-	-	(3,574,281)	(12,770,165)	(16,344,446)
Sale of 5,000,000 Private Placement Warrants	-	-	-	-	3,550,000	-	3,550,000
Reclass of Class A CS subject to possible redemption from permanent to temporary	-	-	-	-	-	(4,198,317)	(4,198,317)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(22,866)	(22,866)
Net loss	-	-	-	-	-	(4,427,860)	(4,427,860)
Balance - June 30, 2021			7,187,500	$719	$-	$(21,419,208)	$(21,418,489)

Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(18,198)	(18,198)
Net loss	-	-	-	-	-	2,955,875	2,955,875
Balance - September 30, 2021	-	$-	7,187,500	$719	$-	$(18,481,531)	$(18,480,812)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE IV INFRATECH PARTNERS INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$6,127,832	$(1,471,985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(7,231,226)	(1,232,500)
Offering costs attributable to warrant liabilities	-	261,155
Interest earned on marketable securities held in Trust Account	(1,981,199)	(60,192)
Unrealized gain (loss) on marketable securities held in Trust Account	(27,419)	19,128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	178,240	(378,698)
Related party payable	50,000	-
Income tax payable	237,245	-
Accrued expenses	1,830,466	1,974,800
Net cash used in operating activities	(816,061)	(888,292)

Cash flows from Investing Activities:
Investment of cash in Trust Account	-	(287,500,000)
Withdrawals from Trust Account	439,427	-
Net cash provided by (used in) investing activities	439,427	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	281,750,000
Proceeds from Private Placement Warrants	-	7,500,000
Advances from related party	456,121	-
Proceeds from promissory note - related party	-	166,493
Proceeds of promissory note - related party	-	(166,493)
Payment of offering costs	-	(481,418)
Net cash provided by financing activities	456,121	288,768,582

Net Change in Cash	79,487	380,290

Cash – Beginning of period	35	-

Cash – End of period	$79,522	$380,290

Non-cash investing and financing activities:
Initial classification of Common Stock subject to possible redemption	$-	$258,570,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Deferred underwriting fee payable	$-	$10,062,500
Remeasurement of Class A common stock subject to possible redemption	$1,298,622	$41,064

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022 (the “Annual Report”). The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Reclassifications

Certain reclassifications were made to the prior period balances to conform to the current period presentation. These reclassifications do not restate the prior year financial statements and are for presentation purposes only.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Liquidity and Financial Condition

As of September 30, 2022, the Company had cash of $79,522 and a working capital deficit of $4,281,605. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report which will result in a mandatory liquidation.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 44.85% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 5.64% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class A Common Stock Subject to Possible Redemption	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	$297,714	$2,364,700	$4,902,266	$(1,177,588)
Denominator:
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted net income (loss) per share, Redeemable Ordinary Shares	$0.01	$0.08	$0.17	$(0.04)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Non-redeemable Common Stock	2022	2021	2022	2021
Numerator:
Net income (loss)	$372,142	$2,955,875	$6,127,832	$(1,471,985)
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	(297,714)	(2,364,700)	(4,902,266)	1,177,588
Net income (loss) attributable to common stock not subject to possible redemption	74,428	591,175	1,225,566	(294,397)
Denominator:
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.01	$0.08	$0.17	$(0.04)

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

NOTE 3. PUBLIC OFFERING

There have been no changes to the public offering amounts previously disclosed in the December 31, 2021 financials. As of September 30, 2022, cash of $79,522 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

There have been no changes to the private placement amounts previously disclosed in the December 31, 2021 Annual Report.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

There have been no changes to the Founder Shares amounts previously disclosed in the December 31, 2021 Annual Report.

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. At the option of the payee, at any time prior to the Maturity Date, any amounts outstanding under this Note (or any portion thereof), up to $1,500,000 may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of September 30, 2022 and December 31, 2021, $515,818 and $0, respectively, was outstanding under the Convertible Promissory Note, which is included in related party payable on the accompanying condensed balance sheets.

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of September 30, 2022 and December 31, 2021, the Company had outstanding advances due to the Sponsor of $0 and $59,697, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For both the three months ended September 30, 2022 and 2021, the Company recorded $30,000 per period in fees for these services. For the nine months ended September 30, 2022 and 2021, the Company recorded $90,000 and $70,000 respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, the service fee payable was $30,000 and $10,000, respectively, and is included in related party payable on the accompanying condensed balance sheets.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial business combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For both the three months ended September 30, 2022 and 2021, the Company recorded $30,000 per period in fees for these services. For the nine months ended September 30, 2022 and 2021, the Company recorded $90,000 and $70,000 respectively, in fees for these services. December 31, 2021, the service fee payable was $30,000 and $0, respectively, and is included in related party payable on the accompanying condensed balance sheets.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. WARRANTS

There have been no changes to the public warrant disclosure since the Annual Report.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$289,148,349

Liabilities:
Warrant liability - Public Warrants	1	809,518
Warrant liability - Private Placement Warrants	3	698,855

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$287,579,158

Liabilities:
Warrant liability - Public Warrants	1	4,658,299
Warrant liability - Private Placement Warrants	3	4,081,300

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Public Warrants and the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	September 30,	December 31,
Inputs	2022	2021
Risk-free interest rate	4.12%	1.19%
Market price of public stock	$9.85	$9.76
Dividend yield	0%	0%
Implied volatility	8.50%	14.90%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on March 9, 2023.

On September 30, 2022 and December 31, 2021, the Private Placement Warrants were determined to be valued at $0.14 and $0.82 per warrant, respectively. On September 30, 2022 and December 31, 2021, the Public Warrants were valued at $0.14 and $0.81 per warrant, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants
Fair value as of December 31, 2021	$4,658,299	$4,081,300
Change in valuation inputs or other assumptions	(3,848,781)	(3,382,445)
Fair value as of September 30, 2022	$809,518	$698,855

During the periods ended September 30, 2022 and 2021, there were no transfers out of Level 3.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 and 2021, we had net income of $372,142 versus a net income of $2,955,875, respectively, a change of $2,583,733. This change was primarily driven by a slight increase in operating costs of $20,971, offset by decrease in the fair market value of the warrant liability of $3,757,298 due to fluctuations in the market, and an increase of in the provision for income taxes of $302,636.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended September 30, 2022 of $1,439,899 compared to $33,546 for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, we had an unrealized gain (loss) on marketable securities held in the Trust Account of $75,471 and $15,348, respectively.

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022 and 2021, we had net income of $6,127,832 versus a net loss of $1,471,985, respectively, a change of $7,599,817. This change was primarily driven by increases in operating costs of $261,373 offset by the change in fair value of warrant liability of $5,998,726, an increase in interest income and fair market value gains on marketable securities of $1,967,554, and an increase of in the provision for income taxes of $366,245.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended September 30, 2022 of $1,981,199 of compared to $60,192 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, we had an unrealized gain (loss) on marketable securities held in the Trust Account of $27,419 and $19,128, respectively. In addition, during the nine months ended September 30, 2021, the Company incurred offering costs of $261,155 related to the warrants issued.

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

For the nine months ended September 30, 2022, cash used in operating activities was $816,061. Net income of $6,127,832 was affected by a non-cash income related to the change in warrant liability of $7,231,226, interest earned on marketable securities held in the Trust Account of $1,981,199 and an unrealized gain on marketable securities held in in the Trust Account of $27,419. Changes in operating assets and liabilities provided $2,295,951 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $289,148,349 (including $1,981,199 of interest income and $27,419 unrealized gain on U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $439,427 from the Trust Account related to payments for Delaware franchise and income taxes.

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

As of September 30, 2022, we had cash of $79,522 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of September 30, 2022 and December 31, 2021, $515,818 and $0, respectively, was outstanding under the Convertible Promissory Note, which is included in related party payable on the accompanying condensed balance sheets.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of September 30, 2022 and December 31, 2021, the Company had outstanding advances due to the Sponsor of $0 and $59,697, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2022 and December 31, 2021, both the Public Warrants and the Private Placement Warrants were accounted for as liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, as previously disclosed in the Quarterly Report on Form 10-Q filed on August 23, 2022, due to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. Notwithstanding this identified material weakness as of September 30, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Quarterly Report on Form 10-Q filed on August 23, 2022 other than the below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in March 9, 2023 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 20 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1.9 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or March 4, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by March 9, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on March 31, 2022. As of September 30, 2022, there was $515,818 outstanding under the Convertible Promissory Note.

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

INTERPRIVATE IV INFRATECH PARTNERS INC.

Date: November 21, 2022	By:	/s/ Kevin Timmons
	Name:	Kevin Timmons
	Title:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)